Form 10QSB
period 2005-09-30
Elysian Spa Inc
filed 2005-11-18
CIK 1338584

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. ____________

ELYSIAN SPA, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-2640644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 LYLE FARM LANE

ENGLISHTOWN, NEW JERSEY 07726

(Address of Principal Executive Offices)

(732) 446-0546

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2005: 18,000,000 shares of common stock.

ELYSIAN SPA, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

 BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005

AND FOR THE PERIOD APRIL 6, 2005 (DATE OF FORMATION)

THROUGH SEPTEMBER 30, 2005

ELYSIAN SPA, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

Balance Sheet as of September 30, 2005 (Unaudited)	1

Statement of Operations for the three months ended September 30, 2005 and the period April 6, 2005 (Date of Formation) through

September 30, 2005 (Unaudited)	2

Statement of Stockholder’ Deficiency for the period

April 6, 2005 (Date of Formation) through September 30, 2005 (Unaudited)	3

Statement of Cash Flows for the period April 6, 2005

(Date of Formation) through September 30, 2005 (Unaudited)	4-5

Notes to Unaudited Financial Statements	6-9

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

ASSETS		SEPTEMBER 30, 2005
CURRENT ASSETS:		
Cash	$	55
Due to related party		174
TOTAL ASSETS	$	229
LIABILITIES AND STOCKHOLDERS' DEFICIENCY		
CURRENT LIABILITIES:		
Accounts payable and accrued expenses	$	11,951
Due to shareholder		2,882
Total current liabilities		14,833
STOCKHOLDERS' DEFICIENCY:		
Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 18,000,000 shares issued and outstanding as of September 30, 2005		1,800
Deficit accumulated during the development stage		(16,404)
Total stockholders' deficiency		(14,604)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$	229

See notes to unaudited financial statements

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

.

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Elysian Spa (“The Company”) was incorporated on April 6, 2005 under the laws of the State of Delaware. The Company’s operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the spa industry. The Company plans to offer therapeutic pools filled with water imported from the Dead Sea. This water is world renowned for its healing properties due to a high mineral and salt content and is beneficial to people suffering from arthritis, psoriasis, and other aliments. The Company plans to sell franchises and products to the spa, salon, and hospitality industry throughout the United States. The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board (“FASB”) statement No. 7, “Accounting and Reporting for Development Stage Companies”. There is no assurance that future products will be commercially successful products, or that the Company will achieve a profitable level of operations.

GOING CONCERN

The Company’s initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the spa industry and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from April 6, 2005 (date of formation) through September 30, 2005 aggregated $16,404. The Company’s cash flow requirements during this period have been met by loans from the Company’s founder. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations. There is no assurance that additional capital will be obtained or profits will be generated to cover the Company’s overhead. This raises substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities.

The principal items giving rise to deferred taxes are temporary differences caused by capitalization of start-up expenditures as required by Section 195 the Internal Revenue Code of 1986, as amended.

NET LOSS PER SHARE

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year. Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year. For the period April 6, 2005 (Date of Formation) through September 30, 2005, there were no potentially dilutive securities outstanding.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29 “Exchanges of Nonmonetary Assets”. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, an amendment to Accounting Research Bulletin No. 43 chapter 4 “Inventory Costs”. SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Cont.)

years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), that will require compensation costs related to share-based payments transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity of liability instruments issued. In addition, if granted, liability awards will be measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123 (R) is effective as to the Company as of the beginning of the Company’s 2006 fiscal year. The adoption of SFAS 123 (R) does not have a material effect on the Company’s results of operations.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005. The adoption of SFAS 154 does not have a material effect on the Company’s results of operations.

2.	DUE TO SHAREHOLDER

As of September 30, 2005, Serina Clemente, a beneficial owner of Razzmatazz Holdings, LLC, paid a total of $2,882; $2,382 for the formation of the Company, $500 to open the bank account.

3.	ACCRUED EXPENSES

Accrued expenses on September 30, 2005 were $5,750 resulting from estimates made for professional fees.

4.	INCOME TAXES

At September 30, 2005, the Company has a net operating loss carry-forward of approximately $16,400, which expire in 2019. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company’s net operating loss carry-forwards, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	INCOME TAXES (Cont.)

In accordance with SFAS No. 109, the Company has computed the components of            deferred income taxes as follows as of September 30, 2005:

As of September 30, 2005, a valuation allowance has been provided, as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate as of September 30, 2005 principally due to the following:

5.	STOCKHOLDERS’ DEFICIENCY

On April 15, 2005, the Company issued 18,000,000 common shares to Razzmatazz Holdings in consideration for management services rendered valued at $1,800.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

 Plan of Operations

We will begin the development of premises for the first spa and intend to launch the first spa in the United States. During this period we will also purchase equipment and products. We expect that this phase should be complete by the end of the second quarter of 2006.

As part of our second phase we will commence the exploration of adding franchise operations and continue the marketing efforts for the initial spa. We will also attempt to hire additional employees at this time and continue our marketing efforts.

Period from April 6, 2005 (Date Of Inception) Through September 30, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception has amounted to ($16,404). These expenses were professional fees such as accounting ($10,466) consulting ($1,800) and legal services ($2,000). The professional fees were related to our annual and quarterly filings. We also incurred expenses for our formation ($1,791).

Liquidity and Capital Resources

Our only known sources of capital will be the proceeds from the sale of 2,000,000 shares of our common stock which were registered pursuant an SB-2 Registration Statement filed with the SEC on October 21, 2005 as well as cash anticipated from revenues. To date, we have not commenced the offering of the shares since the registration statement was recently deemed effective by the SEC. In addition, to date, we have not generated any revenues and we cannot anticipate when we will start earning revenues. We may require additional financing and there is no assurance that such additional financing will be available. We have primarily financed our activities from issuance of our common stock and from a loan from various third parties. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs. Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company’s growth.

A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs. Our accumulated deficit since the date of inception is $16,404. Such accumulated losses have resulted primarily from costs incurred in the formation of the Company and various professional fees. On April 15, 2005, we issued 18,000,000 common shares to Razzmatazz Holdings in consideration for management services valued at $1,800.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule[13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ELYSIAN SPA, INC.
Registrant

Date: November 17, 2005	By: /s/ Serena Clemente
Serena Clemente
President, Secretary and Director