Form 10KSB
period 2005-12-31
Elysian Spa Inc
filed 2006-07-18
CIK 1338584

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 333-129162

ELYSIAN SPA, INC.

(Name of small business issuer in its charter)

Delaware	20-2640644
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 LYLE FARM LANE, ENGLISHTOWN, NJ	07726
(Address of principal executive offices)	(Zip Code)

(732) 446-0546
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005 and July 18, 2006 was: $0

Number of shares of the registrant’s common stock outstanding as of December 31, 2005 was: 18,000,000

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 3

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES

PART III
ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

Elysian Spa, Inc. was incorporated in Delaware on April 6, 2005 to function as a business aimed at providing a holistic approach to beautification and health maintenance.

Business of Issuer

We were incorporated in Delaware to function as a business aimed at providing holistic approach to beautification and health maintenance. We intend to feature a menu of massages, beautification services as haircuts and styling, manicures, pedicures and skin care treatments designed to improve health and aid in relaxation. Our goal is to initially open a spa in the New York or Florida areas with future locations in Los Angeles, Las Vegas, Arizona as well as other areas.

We will provide a comprehensive blend of integrated spa, skincare and wellness services. All of the skincare treatments and products are strategically chosen to improve the results of clients.

The concept behind Elysian Spa is to provide a spa which brings a therapeutic full menu of spa treatments and products.

Our principal goal is to provide powerful, life promoting treatments, products, and therapies in an optimal, stress-free environment that promotes unparalleled balance and well-being.

The Spa Treatments

We will offer a menu of varied treatments at an anticipated location that will be designed to fully realize the potential of the products being used. Spa-goers want boutique experiences for the most part. The majority of spa-goers want a personalized, interesting experience. Not only do they tend to sample various spas, they want their favorite spa to have seasonal specialty menus, new products and treatments.

Mud and Salt Therapy

Several therapies will be available that use the rich sea mud and mineral salts. These will be:

-	Sea of Mud Coat
-	Balsamic Mud Wrap
-	The Magic Wrap
-	Sea Salt Glow

Massage Therapy

We will offer several types of massage that relax and rejuvenate. These will be:

-	Absolute Elysian Massage
-	Aromatherapy Massage
-	Holistic Massage
-	Couples Massage

Facial Therapy

Several types of facial therapy will be available at the Elysian Spa:

-	Mineral Facial Toning
-	Gentlemen’s Facial
-	Acne Facial
-	Chlorella Facial Mask

Seaweed Therapy

We intend to offer several types of Seaweed therapy such as:

-	Seaweed Body Wrap
-	Balancing Seaweed Wrap
-	Breast Seaweed Wrap

Hand and Foot Therapy

We will have a salon that will offer standard procedures such as manicures and pedicures but with Elysian Spa style using the special mud and uniquely formulated massage oil. Procedures will include:

-	Elysian Spa Manicure
-	Elysian Spa Pedicure
-	Elysian Spa Manicure and Pedicure
-	Reflexology Massage

Spa Packages

We will also offer resort style spa packages for people who want several sessions:

Total Elysian Beauty – 3 nights

Loving the Self – 3 nights

Sooth and Relieve It – 3 nights

True Elysian Nirvana – 7 nights

Renewal of Life – 7 nights

Hair Treatments

We will have a full service hair salon specializing in natural products for the care and maintenance of healthy hair. An area of the spa will be set aside for the salon part with the hair and manicure and pedicure services.

Philosophy of the Spa

Everything in the spa will be specially chosen to enhance the relaxation of the client and provide them with the opportunity to enter a realm of calm. The four elements of Revitalize, Relax, Reflect and Rejoice will be embraced and we will utilize our products and treatments to integrate these elements and provide our clients with the ultimate in rejuvenation.

The Spa Experience

We intend to use the following elements and products in our quest to aid our clientele in achieving the optimum health and peace of mind.

-	Waters: The internal and external use of water in its many forms.
-	Aesthetics: concepts of beauty and how botanical agents relate to the biochemical components of the body.
-	Touch: Connectivity and communication embraced through touch, massage and bodywork.
-	Integration: The personal and social relationship between mind, body, spirit and environment.
-	Environment: Location, placement, water constitution, natural agents and social responsibility.
-	Cultural Expression: The spiritual belief systems, the value of art and the scientific and political view of the time.
-	Social Contribution: Commerce, volunteer efforts, and intention as they relate to well-being.
-	Time, Space Rhythms: The perception of space and time and its relationship to natural cycles and rhythms.

Facilities/Operations

Spa Environment

We intend to operate our spas with the concept that the environment is of paramount importance to the overall experience of the spa goer. Special attention will be given to choices of design and layout as well as the color and surface products. Creating an inviting atmosphere takes planning and a bit of creativity. The goal of our spas will be to set a mood that tells clients that they are in a relaxing peaceful place. Sensory appeal will let clients know that Elysian Spa is a place where they want to spend as much time as they possibly can. We will deliberately create a luxurious, calming environment for the enjoyment of our clients. Attention will be paid to details such as the robes, the music, the colors, the flowers and other things that are important in the overall spa experience.

Spa Architects

We will engage a spa design firm to create the interior spaces of the spas.

Spa Size

We will offer spas in the mid sized range from 4,000 to 10,000 square feet. These spas will house reception areas, treatment rooms and a salon. An example of the distribution of space in a spa is below:

Area	Square Feet
Reception	200
Waiting	400
Retail Merchandise	200
Salon	500
Manicure/Pedicure	400
8 Treatment Rooms at 150 ft. each	1200
Steam and Sauna	700
Change Rooms	400
Total Square Feet for Tao Spa	4000

Spa Furniture

Care and attention will be given to the furniture of Elysian Spa as this contributes to the overall ambience. The company will source a look that is compatible with its philosophy and image as defined by the advertising and marketing agency it will engage. The architects will further define the direction of the actual furnishing and fittings that will go into a spa. It is our intention that every Elysian Spa will have the same look.

Competition

With resort and day spas in every area, the spa industry in North America remains competitive. Many competitors and many Hotels: Aveda Day Spa, Metamorphosis Day Spa located in New York, NY, Oasis Day Spa in Aquatica Salon and Day Spa located in New Jersey, NY, and many more. Competitors who already have an established market share will, therefore, be in a better competitive position than us. We hope to offset any such competitive advantages by offering products and services which are superior in quality to and more appealing than those of our competitors, and by launching an effective marketing campaign. We also believe that the industry offers substantial room for growth as spa facilities continue to grow in popularity.

Employees.

As of July 18, 2006, we have no employees other our officers and directors. We currently subcontract with service providers. We anticipate hiring employees in the next six months if we secure financing from this Offering and are ready to expand our operations. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support marketing and sales and business development.

ITEM 2.	DESCRIPTION OF PROPERTY

Our offices are located at 14 Lyle Farm Road, Englishtown, NJ 07726. We currently lease the space from Serena Clemente, our President, and Maria Solimeo at no charge on a month to month basis. We believe that this space is sufficient and adequate for our current business needs and as business warrants we may expand into a larger space. Currently, the only business engaged in at such office is the daily administration and management undertaken by our management.

We intend to open a day spa in the New York Tri-State area or South Florida which provides therapeutic and beautification services. Once the original spa is operating profitably and has proven successful, we have plans to replicate this model in other key areas of the country.

ITEM 3.	LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is presently no public market for our common stock.

Holders

As of July 18, 2006, there is one (1) holder of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On April 15, 2005, we issued 18,000,000 common shares to Razzmatazz Holdings in consideration for management services valued at $1,800.

Equity Compensation Plan Information

The following table sets forth certain information as of July 18, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation Plans approved by Security holders	None

Equity compensation Plans not approved By security holders	None

Total

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. We are a development-stage company. Because we have not generated any revenue, we intend to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Our operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. We intend to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

Overview

We were incorporated in Delaware to function as a business aimed at providing holistic approach to beautification and health maintenance. We intend to feature a menu of massages, beautification services as haircuts and styling, manicures, pedicures and skin care treatments designed to improve health and aid in relaxation. Our goal is to initially open a spa in the New York area with future locations in Los Angeles, Las Vegas, Arizona as well as other areas.

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

Period From April 6, 2005 (Date Of Inception) Through December 31, 2005

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to ($25,033). These expenses were professional fees such as accounting ($16,126) consulting ($2,502) and legal services ($1,500). The professional fees were related to our annual and quarterly filings. We also incurred expenses for our formation ($2,382).

Capital Resources and Liquidity.

Our only known sources of capital are the proceeds from the offering of our securities and cash anticipated from revenues. We are not currently generating revenues, however. We cannot anticipate when we will start earning revenues. We may require additional financing and there is no assurance that such additional financing will be available. We have primarily financed our activities from issuance of our common stock and from a loan from various third parties. A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs. Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company’s growth.

A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs. Our accumulated deficit since the date of inception is $25,033. Such accumulated losses have resulted primarily from costs incurred in the formation of the Company and various professional fees. On April 15, 2005, we issued 18,000,000 common shares to Razzmatazz Holdings in consideration for management services valued at $1,800.

Going Concern Consideration

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

Off-Balance Sheet Arrangements

None

ITEM 7.	FINANCIAL STATEMENTS

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005

AND FOR THE PERIOD APRIL 6, 2005 (DATE OF FORMATION)

THROUGH DECEMBER 31, 2005

ELYSIAN SPA, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Balance Sheet as of December 31, 2005	2

Statement of Operations for the period April 6, 2005 (Date of Formation) through

December 31, 2005	3

Statement of Stockholders’ Deficiency for the period

April 6, 2005 (Date of Formation) through December 31, 2005	4

Statement of Cash Flows for the period April 6, 2005

(Date of Formation) through December 31, 2005	5-6

Notes to Financial Statements	7-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Elysian Spa, Inc.

(A development Stage Company)

We have audited the accompanying balance sheet of Elysian Spa, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ deficiency and cash flows for the period April 6, 2005 (date of formation) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Elysian Spa, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the period April 6, 2005 (date of formation) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully explained in Note 1, to the financial statements the Company has liabilities in excess of assets and a stockholders’ deficiency at December 31, 2005, incurred losses from operations since inception and needs to obtain additional financing to meet its obligation on a timely basis and to fulfill its proposed activities and ultimately achieve a level of sales adequate to support its cost structure.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 1. The accompanying consolidated financial statements do not include an adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

Wiener, Goodman & Company, P.C.

Eatontown, New Jersey

June 9, 2006

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS
DECEMBER 31,
2005

CURRENT ASSETS:

Cash	$ 525
Due from related party	174

TOTAL ASSETS	$ 699

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$ 14,432
Convertible debt - related party	9,000
Due to shareholder	500

Total current liabilities	23,932

STOCKHOLDERS' DEFICIENCY:

Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 18,000,000 shares issued and outstanding
as of December 31, 2005	1,800
Deficit accumulated during the development stage	(25,033)

Total stockholders' deficiency	(23,233)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 699

See notes to financial statements

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIOD
APRIL 6, 2005
(DATE OF
FORMATION)
THROUGH
DECEMBER 31, 2005

COSTS AND EXPENSES:
General and administrative	$ 25,033

LOSS FROM OPERATIONS	(25,033)

NET LOSS	$ (25,033)

LOSS PER COMMON SHARE

Basic and diluted	(0.00)

Weighted-average number of common
shares outstanding - basic and diluted	18,000,000

.

See notes to financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

			DEFICIT
			ACCUMULATED
		COMMON STOCK	DURING THE
			DEVELOPMENT
	SHARES	AMOUNT	STAGE	TOTAL
Balance, April 6, 2005(Date of Formation)	0	$ -	$ -	$ -
Common stock issued for services rendered to the Company
at par value ($.0001 per share)	18,000,000	1,800	0	1,800
Loss during development stage for the period
April 6, 2005 (Date of Formation) through December 31, 2005	0	0	(25,033)	(25,033)
Balance, December 31, 2005	18,000,000	$ 1,800	$ (25,033)	$ (23,233)

See notes to financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD
APRIL 6, 2005
(DATE OF FORMATION)
THROUGH
DECEMBER 31, 2005
OPERATING ACTIVITIES

Net loss	$ (25,033)

Non-cash services	1,800
Changes in assets and liabilities
(Increase) in due from related
parties	(174)
Increase in accounts payable
and accrued expenses	14,432
Increase in due to related
parties	500

Net cash used in operating activities	(8,475)

FINANCING ACTIVITES

Proceeds from promissory notes	9,000

INCREASE IN CASH	525

CASH, BEGINNING OF PERIOD	0

CASH, END OF PERIOD	$ 525

See notes to financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD
APRIL 6, 2005
(DATE OF FORMATION)
THROUGH DECEMBER 31, 2005

Supplemental cash flow information:
Interest paid	$0
Income taxes paid	$0

Noncash investing and financing activities:
Shares issued to founder for services rendered to the Company	$1,800

See notes to financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Elysian Spa (“The Company”) was incorporated on April 6, 2005 under the laws of the State of Delaware. The Company’s operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the spa industry. The Company plans to offer therapeutic pools filled with water imported from the Dead Sea. This water is world renowned for its healing properties due to a high mineral and salt content and is beneficial to people suffering from arthritis, psoriasis, and other aliments. The Company plans to sell franchises and products to the spa, salon, and hospitality industry throughout the United States. The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") statement No. 7, "Accounting and Reporting for Development Stage Companies". There is no assurance that future products will be commercially successful products, or that the Company will achieve a profitable level of operations.

BASIS OF PRESENTATION

The Company’s initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the spa industry and raising capital for future operations and administrative functions.

The Company’s financial statements as of December 31, 2005 and for the year ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and / or debt financing and revenue to cover expenses as the Company continues to incur losses.

The Company continues to experience cash flow shortages and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company intends to raise $250,000 through the sale of 2,000,000 shares of its common stock on a direct public offering basis. The Company’s registration statement on Form SB-2 registering such shares with the Securities and Exchange Commission (SEC File No. 333-129162) (the “Registration Statement”) was declared effective on November 11, 2005. The Company is currently in the process of seeking approval from the states in which it plans to offer such securities for sale. There can be no assurances that the Company will be successful in selling these securities.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUTING POLICIES

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

LOSS PER SHARE

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year. Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year. For the period April 6, 2005 (Date of Formation) through December 31, 2005, there were no potentially dilutive securities outstanding.

REVENUE RECOGNITON

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the fair value of financial instruments. The Company’s management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities. The principal item giving rise to deferred taxes are future tax benefits of certain net operating loss carryforwards.

The principal items giving rise to deferred taxes are temporary differences caused by capitalization of start-up expenditures as required by Section 195 the Internal Revenue Code of 1986, as amended.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company's 2006 fiscal year. The Company is currently evaluating its position and will make its determination to account for stock-based compensation costs either prospectively or retroactively at the time of adoption. The adoption of SFAS 123(R) is not expected to have a material effect on the Company's consolidated results of operations.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29 "Exchanges of Nonmonetary Assets". SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, an amendment to Accounting Research Bulletin No. 43 chapter 4 "Inventory Costs". SFAS No. 151 requires that abnormal costs of idle facility expenses, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 is not expected to have a material impact on the Company's results of operations or financial position.

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Correction" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.	DUE TO SHAREHOLDER

As of December 31, 2005, Serina Clemente, a beneficial owner of Razzmatazz Holdings, LLC, paid a total of $2,882 for the formation of the Company and to open the bank account. In November she was reimbursed $2,382. As of December 31, 2005 the balance is $500.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 consisted of the following:

December 31,
2005
Accounts payable	$ 7,420
Accrued expenses	6,125
Accrued interest	87
Corporate taxes	800
Total accounts payable and accrued expenses	$ 14,432

5.	DEMAND NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2005, the Company executed demand secured convertible notes in the principal amount of $9,000 with Razzmatazz Holdings. These are demand convertible notes with an interest rate of 10%. These notes are convertible into common stock at a conversion price to be determined by the holder and the Company at a later date. Interest expense amounted to $88 and is included in accrued expenses.

.

6.	INCOME TAXES

At December 31, 2005, the Company has a net operating loss carry-forward of approximately $25,033, which expires in 2019. Deferred income taxes reflect the impact of net operating carry-forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company’s net operating loss carry-forwards, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset.

In accordance with SFAS No. 109, the Company has computed the components of            deferred income taxes as follows as of December 31, 2005:

Total deferred tax assets	$ (9,888)
Valuation allowance	9,888
Deferred tax asset, net	$ -

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2005, a valuation allowance has been provided, as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate as of September 30, 2005 principally due to the following:

U.S. statutory tax rate	34.0%
State and local taxes	5.5
Valuation allowance	(39.5)
Effective rate	0.0%

7.	STOCKHOLDERS’ DEFICIENCY

On April 15, 2005, the Company issued 18,000,000 common shares to Razzmatazz Holdings in consideration for management services rendered valued at $1,800.

8.	SUBSEQUENT EVENTS

In March 2006, the Company executed two demand secured convertible notes in the principal amount of $3,450 with Razzmatazz Holdings, with an interest rate of 10%. The notes are convertible into common stock at a conversion price to be determined by the holder and the Company at a later date.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of July 18, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Date Appointed

Serena Clemente	36	President; Chief Executive Officer; Chief Financial Officer; Director	April 6, 2005
Maria Solimeo	35	Vice President; Secretary; Director	April 6, 2005

Business Experience

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Serena Clemente has been our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors since inception and it involved in our day-to-day operations. Since2002, Ms. Clemente has been the owner and a professional stylist at Vanity Salon, Inc. in Brooklyn. NY. Prior to such time she operated from 1999 to 2002 as a stylist out of a home office. From 1995 to 1999 she was a hair stylist at Cozy Cuts for KidsInc. in New York and from 1988-1995 she was a hair stylist at Who Cut You Hair, Ltd. Ms. Clemente graduated as a Beauty Stylist from Ultimissa Beauty Institute in Brooklyn, New York in 1988..

Maria Solimeo has been our vice President, Secretary and a member of our Board of Directors since Inception and is also involved in our day-to-day operations. Since 2002, Ms. Solimeo has been the owner and a professional stylist at Vanity Salon, Inc. in Brooklyn. NY. Prior to such time she operated from 1996 to 2002 as a stylist out of a home office. From 1993 to 1995 she was a hair consultant and Chief Executive Officer of Razzmatazz, Inc. in Brooklyn, New York. Ms. Solimeo graduated as a Beauty Stylist from Ultimissa Beauty Institute in Brooklyn, New York in 1988.

Family Relationships

Ms. Solimeo is the sister of Serena Clemente.

Involvement in Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to us. To the best of our knowledge, reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code of Ethics

We have has adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following summary compensation table sets forth all compensation paid by us during the fiscal years ended December 31, 2005 in all capacities for the accounts of the Chief Executive Officer (CEO) and executive officers who were serving as of the fiscal year ending December 31, 2005 whose salary and bonus during fiscal year ending December 31, 2005 exceeded $100,000.

Summary Compensation Table

		ANNUAL COMPENSATION	LONG-TERM COMPENSATION
Name	Year	Salary	Restricted Stock Awards ($)

Serena Clemente President; Chief Executive Officer; Chief Financial Officer.	2005	$25,000	$0
Maria Solimeo Secretary; Vice President;	2005	$25,000	$0

None of our executive officers serving as of the fiscal year ending December 31, 2005 received compensation which exceeded $100,000.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table during fiscal year ended December 31, 2005

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2005, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of July 18, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Razzmatazz Holdings, LLC 14 Lyle Farm Lane Englishtown, NJ 07726 (2)	18,000,000	100%

(1)	The percent of class is based on 18,000,000 shares of common stock issued and outstanding as of July _, 2006
(2)	Ms. Clemente and Ms. Solimeo do not own any shares directly but are each 50% beneficial owners of Razzmatazz Holdings, LLC which owns 18,000,000 shares of our common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our offices are located at 14 Lyle Farm Road, Englishtown, NJ 07726. We currently lease the space from Serena Clemente, our President, at no charge on a month to month basis.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8-K/A

None

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed on October 21, 2005 (File no: 333-129162)	3.1	Certificate of Incorporation

Incorporated by reference to Exhibit 3.2 to our registration statement on Form SB-2 filed on October 21, 2005 (File no: 333-129162)	3.2	By-Laws

	14	Code of Ethics

	31.1	Certification of Serena Clemente pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Serena Clemente pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2005, we were billed approximately $15,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2004, we were billed approximately $0 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended December 31, 2005 and December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ELYSIAN SPA, INC.

By:	/s/ Serena Clemente
Serena Clemente Chief Executive Officer Chief Financial Officer

Dated:	July 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Serena Clemente Serena Clemente	Director President; Chief Executive Officer; Chief Financial Officer	July 18, 2006

/s/ Maria Solimeo Maria Solimeo	Secretary; Vice President	July 18, 2006