Form 10QSB
period 2006-03-31
Elysian Spa Inc
filed 2006-07-18
CIK 1338584

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-129162

______________

ELYSIAN SPA, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware	20-2640644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Lyle Farm Lane, Englishtown, New Jersey	07726
(Address of principal executive offices)	(Zip Code)

(732) 446-0546
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 18, 2006: 18,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND

DECEMBER 31, 2005 AND FOR THE THREE MONTH PERIOD

MARCH 31, 2006 AND FOR THE PERIOD APRIL 6, 2005 (DATE OF FORMATION)

THROUGH MARCH 31, 2006

ELYSIAN SPA,

(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2006 (unaudited) and December 31, 2005	1

Statement of Operations for the three months ended March 31, 2006 and

for the period April 6, 2005 (Date of Formation) through March 31, 2006 (unaudited)	2

Statement of Stockholder’ Deficiency for the period

April 6, 2005 (Date of Formation) through March 31, 2006 (unaudited)	3

Statement of Cash Flows for the three months ended March 31, 2006 and

for the period April 6, 2005 (Date of Formation) through March 31, 2006 (unaudited)	4-5

Notes to unaudited Financial Statements	6-9

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS

	MARCH 31,
	2006	DECEMBER 31,
	(UNAUDITED)	2005

CURRENT ASSETS:

Cash	$ 288	$ 525
Due to related party	174	174

TOTAL ASSETS	$ 462	$ 699

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$ 13,177	$ 14,432
Demand note payable - related party	12,450	9,000
Due to shareholder	500	500

Total current liabilities	26,127	23,932

STOCKHOLDERS’ DEFICIENCY:

Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 18,000,000 shares issued and outstanding
as of March 31, 2006 and December 31, 2005	1,800	1,800
Deficit accumulated during the development stage	(27,465)	(25,033)

Total stockholders’ deficiency	(25,665)	(23,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 462	$ 699

See notes to unaudited financial statements

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE PERIOD
APRIL 6, 2005
(DATE OF
	FOR THE THREE	FORMATION)
	MONTHS ENDED	THROUGH
	MARCH 31, 2006	MARCH 31, 2006

COSTS AND EXPENSES:
General and administrative	$ 2,432	$ 27,465

LOSS FROM OPERATIONS	(2,432)	(27,465)

NET LOSS	$ (2,432)	$ (27,465)

LOSS PER COMMON SHARE

Basic and diluted	-

Weighted-average number of common
shares outstanding - Basic and diluted	18,000,000

.

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

			DEFICIT
			ACCUMULATED
		COMMON STOCK	DURING THE
			DEVELOPMENT
	SHARES	AMOUNT	STAGE	TOTAL
Balance, April 6, 2005 (Date of Formation)	-	$-	$-	$-
Common stock issued for services rendered to the Company
at par value ($.0001 per share)	18,000,000	1,800	-	1,800
Loss during development stage for the period
April 6, 2005 (Date of Formation) through December 31, 2005	-	-	(25,033)	(25,033)
Balance, December 31, 2005	18,000,000	1,800	(25,033)	(23,233)
Loss during development stage for the three month period
ended March 31, 2006	-	-	(2,432)	(2,432)

Balance, March 31, 2006	18,000,000	$1,800	$(27,465)	$(25,665)

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

		FOR THE PERIOD
	FOR THE THREE	APRIL 6, 2005
	MONTHS ENDED	(DATE OF FORMATION)
	MARCH 31, 2006	MARCH 31, 2006
OPERATING ACTIVITIES:

Net loss	$ (2,432)	$ (27,465)
Adjustments to reconcile net loss
to net cash used in operating activities:

Non-cash services	-	1,800
Changes in operating assets and liabilities:
Increase in due from related
parties	-	(174)
Increase (decrease) in accounts payable
and accrued expenses	(1,255)	13,177
Increase in due to related
parties	-	500

Net cash provided by operating activities	(3,687)	(12,162)

FINANCING ACTIVITIES:

Proceeds from promissory notes	3,450	12,450

Net increase (decrease) in cash	(237)	288

CASH - BEGINNING OF PERIOD	525	-

CASH - END OF PERIOD	$ 288	$ 288

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

		FOR THE PERIOD
	FOR THE THREE	APRIL 6, 2005
	MONTH ENDED	(DATE OF FORMATION)
	MARCH 31, 2006	THROUGH MARCH 31, 2006

Supplementary information:
Cash piad during the year for:
Interest paid	$-	$-
Income taxes paid	$800	$800

Non-cash financing activities:
Shares issued to founder for services rendered to the Company	$1,800	$1,800

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

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

The Company’s financial statements as at March 31, 2006 and for the three months period ended March 31, 2006 and for the period April 6, 2006 (Date of Formation) through March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and / or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

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

LOSS PER SHARE

Basic (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year. Diluted (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares and potential common shares outstanding during the year. For the three months ended March 31, 2006, there were no potentially dilutive securities outstanding.

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

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Cont.)

NEW FINANCIAL ACCOUNTING STANDARDS

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

In December 2004, the FASB issued SFAS No. 123(R) that will require compensation costs related to share-based payments transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity of liability instruments issued. In addition, if granted, liability awards will be measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123 (R) is effective as to the Company as of the beginning of the Company’s 2006 fiscal year. The adoption of SFAS 123 (R) does not have a material effect on the Company’s results of operations.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial position or results of operations.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

3.	DUE TO SHAREHOLDER

As of March 31, 2006, Serina Clemente, a beneficial owner of Razzmatazz Holdings, LLC, paid a total of $2,882 for the formation of the Company and to open the bank account. In November 2005 she was reimbursed $2,382. As of March 31, 2006 the balance is $500.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Accounts payable	$ 4,719	$ 7,420
Accrued expenses	8,125	6,925
Accrued interest	333	87

Total accounts payable and accrued expenses	$ 13,177	$ 14,432

5.	DEMAND NOTES PAYABLE – RELATED PARTY

As of March 31, 2006 and December 31, 2005, the Company executed demand secured notes in the proposal amount of 12,450 and $9,000 with Razzmatazz Holdings. These are demand notes with an interest rate of 10%. Interest expense amounted to $88, $246, and $334 for the period April 6, 2005 (Date of Formation) thru December 31, 2005, three months ended March 31, 2006, and for the period April 6, 2005 (Date of Formation) through March 31, 2006 respectively, and is included in accrued expenses. The demand notes are secured by all assets whether existing or hereafter coming to existence.

.

6.	STOCKHOLDERS’ DEFICIENCY

On April 15, 2005, the Company issued 18,000,000 common shares to Razzmatazz Holdings in consideration for management services rendered valued at $1,800.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Three Months Ended March 31, 2006

Our net loss for the three months ended March 31, 2006 are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss for the three months ended March 31, 2006 was ($2,432). These expenses were professional fees such as accounting ($1,500) consulting ($0) and legal services ($500). The professional fees were related to our annual and quarterly filings.

Period From April 6, 2005 (Date Of Inception) Through March 31, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to ($25,033). These expenses were professional fees such as accounting ($17,626) consulting ($2,502) and legal services ($3,000). The professional fees were related to our annual and quarterly filings. We also incurred expenses for our formation ($2,382).

2

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Serena Clemente pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Serena Clemente pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form SB-2 filed on October 21, 2005 (File no: 333-129162)

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ELYSIAN SPA, INC.

By:	/s/ Serena Clemente
Serena Clemente Chief Executive Officer Chief Financial Officer

Dated:	July 18, 2006