Form 10KSB/A
period 2005-12-31
Elysian Spa Inc
filed 2006-07-19
CIK 1338584

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1 TO FORM 10-KSB

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

Competition

With resort and day spas in every area, the spa industry in North America remains competitive. Many competitors and many Hotels: Aveda Day Spa, Metamorphosis Day Spa located in New York, NY, Oasis Day Spa in Aquatica Salon and Day Spa located in New Jersey, NY, and many more spas located in both the New York/ New Jersey area as well as in Florida. Competitors who already have an established market share will, therefore, be in a better competitive position than us. We hope to offset any such competitive advantages by offering products and services which are superior in quality to and more appealing than those of our competitors, and by launching an effective marketing campaign. We also believe that the industry offers substantial room for growth as spa facilities continue to grow in popularity.

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

Plan of Operations

We will begin the development of premises for the first spa and intend to launch the first spa in the United States. During this period we will also purchase equipment and products. We expect that this phase should be complete by the end of the second quarter of 2007.

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