Form 10QSB
period 2006-06-30
Elysian Spa Inc
filed 2006-08-21
CIK 1338584

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August _, 2006: 18,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF JUNE 30, 2006 AND

DECEMBER 31, 2005 AND FOR THE SIX MONTH PERIOD

JUNE 30, 2006 AND APRIL 6, 2005 (DATE OF FORMATION) THROUGH JUNE 30, 2005 AND FOR THE PERIOD APRIL 6, 2005 (DATE OF FORMATION)

THROUGH JUNE 30, 2006

ELYSIAN SPA,

(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2006 (unaudited) and December 31, 2005	1

Statement of Operations for the six months ended June 30, 2006 and for the period April 6, 2005 (Date of Formation) through June 30, 2005 (unaudited) and

for the period April 6, 2005 (Date of Formation) through June 30, 2006 (unaudited)	2

Statement of Stockholder’ Deficiency for the period

April 6, 2005 (Date of Formation) through June 30, 2006 (unaudited)	3

Statement of Cash Flows for the six months ended June 30, 2006 and for the period

April 6, 2005 (Date of Formation) through June 30, 2005 (unaudited) for the period

April 6, 2005 (Date of Formation) through June 30, 2006 (unaudited)	4-5

Notes to Unaudited Financial Statements	6-9

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS

	JUNE 30,
	2006	DECEMBER 31,
	(UNAUDITED)	2005

CURRENT ASSETS:

Cash	$ -	$ 525
Due from related party	174	174

TOTAL ASSETS	$ 174	$ 699

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$ 17,604	$ 14,432
Note payable - related party	13,550	9,000
Due to shareholder	500	500

Total current liabilities	31,654	23,932

STOCKHOLDERS’ DEFICIENCY:

Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 18,000,000 shares issued and outstanding
as of June 30, 2006 and December 31, 2005	1,800	1,800
Deficit accumulated during the development stage	(33,280)	(25,033)

Total stockholders’ deficiency	(31,480)	(23,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 174	$ 699

See notes to unaudited financial statements

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

		FOR THE PERIOD		FOR THE PERIOD	FOR THE PERIOD
		APRIL 6, 2005		APRIL 6, 2005	APRIL 6, 2005
		(DATE OF		(DATE OF	(DATE OF
	SIX MONTHS	FORMATION)	THREE MONTH	FORMATION)	FORMATION)
	ENDED	THROUGH	ENDED	THROUGH	THROUGH
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006

COSTS AND EXPENSES:
General and administrative	$ 8,247	$ 5,769	$ 5,814	$ 5,769	$ 33,280

LOSS FROM OPERATIONS	(8,247)	(5,769)	(5,814)	(5,769)	(33,280)

NET LOSS	$ (8,247)	$ (5,769)	$ (5,814)	$ (5,769)	$ (33,280)

LOSS PER COMMON SHARE

Basic and diluted	-	-	-	-

Weighted-average number of common
shares outstanding - Basic and diluted	18,000,000	18,000,000	18,000,000	18,000,000

.

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

			DEFICIT
			ACCUMULATED
		COMMON STOCK	DURING THE
			DEVELOPMENT
	SHARES	AMOUNT	STAGE	TOTAL
Balance, April 6, 2005 (Date of Formation)	-	$-	$-	$-
Common stock issued for services rendered to the Company
at par value ($.0001 per share)	18,000,000	1,800	-	1,800
Loss during development stage for the period
April 6, 2005 (Date of Formation) through December 31, 2005	-	-	(25,033)	(25,033)
Balance, December 31, 2005	18,000,000	1,800	(25,033)	(23,233)
Loss during development stage for the six month period
ended June 30, 2006	-	-	(8,247)	(8,247)

Balance, June 30, 2006	18,000,000	$1,800	$(33,280)	$(31,480)

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

		FOR THE PERIOD	FOR THE PERIOD
	SIX MONTHS	APRIL 6, 2005	APRIL 6, 2005
	ENDED	(DATE OF FORMATION)	(DATE OF FORMATION)
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006
OPERATING ACTIVITIES:

Net loss	$ (8,247)	$ (5,769)	$ (33,280)
Adjustments to reconcile net loss
to net cash used in operating activities:

Non-cash services		1,800	1,800
Changes in operating assets and liabilities:
Increase in due from related
parties			(174)
Increase (decrease) in accounts payable
and accrued expenses	3,697	2,125	17,604
Increase in due to related
parties		2,295	500

Net cash provided by operating activities	(4,550)	451	(13,550)

FINANCING ACTIVITIES:

Proceeds from promissory notes	4,550		13,550

Net increase (decrease) in cash	(525)	451	(525)

CASH - BEGINNING OF PERIOD	525		525

CASH - END OF PERIOD	$ -	$ 451	$ -

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

		FOR THE PERIOD	FOR THE PERIOD
	SIX MONTHS	APRIL 6, 2005	APRIL 6, 2005
	ENDED	(DATE OF FORMATION)	(DATE OF FORMATION)
	JUNE 30, 2006	THROUGH JUNE 30, 2005	THROUGH JUNE 30, 2006

Supplementary information:
Cash piad during the year for:
Interest paid	$-	$-	$-
Income taxes paid	$800	$-	$800

Non-cash financing activities:
Shares issued to founder for services
rendered to the Company	$1,800	$1,800	$1,800

See notes to unaudited financial statements.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Elysian Spa (“The Company”) was incorporated on April 6, 2005 under the laws of the State of Delaware. The Company’s operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the spa industry. The Company plans to offer therapeutic pools. This water is world renowned for its healing properties due to a high mineral and salt content and is beneficial to people suffering from arthritis, psoriasis, and other aliments. The Company plans to sell franchises and products to the spa, salon, and hospitality industry throughout the United States. The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board (“FASB”) statement No. 7, “Accounting and Reporting for Development Stage Companies”. There is no assurance that future products will be commercially successful products, or that the Company will achieve a profitable level of operations.

BASIS OF PRESENTATION

The Company’s initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the spa industry and raising capital for future operations and administrative functions.

The Company’s financial statements as at June 30, 2006 and for the six months period ended June 30, 2006 and for the period April 6, 2005 (Date of Formation) through June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and / or debt financing and revenue to cover expenses as the Company continues to incur losses.

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

JUNE 30, 2006

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the year. For the six months ended June 30, 2006, there were no potentially dilutive securities outstanding.

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

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Cont.)

NEW FINANCIAL ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. (FIN 48”) The interpretation requires a two step approach for recognizing and measuring tax benefits that do not quality for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 could have a material effect on the consolidated balance sheet and results of operations but the effect of such implementation is not determinable at this time.

In December 2004, the FASB issued SFAS No. 123(R) that will require compensation costs related to share-based payments transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity of liability instruments issued. In addition, if granted, liability awards will be measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123 (R) is effective as to the Company as of the beginning of the Company’s 2006 fiscal year. The adoption of SFAS 123 (R) did not have a material effect on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, an amendment of APB Opinion No. 29 “Exchanges of Nonmonetary Assets”. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception under APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial has commercial substance if the future cash flows of the entity are excepted to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial position or results of operations

3.	DUE TO SHAREHOLDER

As of June 30, 2006, Serina Clemente, a beneficial owner of Razzmatazz Holdings, LLC, paid a total of $2,882 for the formation of the Company and to open the bank account. In November 2005 she was reimbursed $2,382. As of June 30, 2006 the balance is $500.

ELYSIAN SPA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
Accounts payable	$ 11,437	$ 7,420
Accrued expenses	5,513	6,925
Accrued interest	654	87

Total accounts payable and accrued expenses	$ 17,604	$ 14,432

5.	DEMAND NOTES PAYABLE – RELATED PARTY

As of June 30, 2006 and December 31, 2005, the Company executed demand secured notes in the proposal amount of $13,550 and $9,000 with Razzmatazz Holdings. These are demand notes with an interest rate of 10%. Interest expense amounted to $87, $567, and $654 for the period April 6, 2005 (Date of Formation) thru December 31, 2005, six months ended June 30, 2006, and for the period April 6, 2005 (Date of Formation) through June 30, 2006 respectively, and is included in accrued expenses. The demand notes are secured by all assets whether existing or hereafter coming to existence.

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

Six Months Ended June 30, 2006 Compare to the Period from April 6, 2005 (Inception) through June 30, 2005

Development stage losses during the six months ended June 30, 2006 was $8,247 as compared to $5,769 for the period April 6, 2005 (Inception) through June 30, 2005.

Net loss for the six months ended June 30, 2006 was ($8,247). These expenses were professional fees such as accounting ($5,250) general and administrative expenses ($1,997) and legal services ($1,000). The professional fees were related to our annual and quarterly filings.

Net loss for from April 6, 2005 (Inception) through June 30, 2005 was ($5,769). These expenses were professional fees such as accounting ($625) consulting ($1,800) and legal services ($1,500). The professional fees were related to our annual and quarterly filings.

Three Months Ended June 30, 2006 Compared to the Period From April 6, 2005 (Inception) through June 30, 2005

Development stage losses during the three months ended June 30, 2006 was $5,814 as compared to $5,769 for the period April 6, 2005 (Inception) through June 30, 2005.

10

Net loss for the three months ended June 30, 2006 was ($5,814). These expenses were professional fees such as accounting ($2,750) general and administrative expenses($2,564) and legal services ($500). The professional fees were related to our annual and quarterly filings.

Period From April 6, 2005 (Date Of Inception) Through June 30, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to ($33,280). These expenses were professional fees such as accounting ($20,000) consulting ($2,500) and legal services ($3,500). The professional fees were related to our annual and quarterly filings. We also incurred expenses for our formation ($7,280).

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

A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs. Our accumulated deficit since the date of inception is $33,280. Such accumulated losses have resulted primarily from costs incurred in the formation of the Company and various professional fees.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated

11

to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

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

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

12

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ELYSIAN SPA, INC.

By:	/s/ Serena Clemente
Serena Clemente Chief Executive Officer Chief Financial Officer

Dated:	August _, 2006