Form 10QSB
period 2006-09-30
Elysian Spa Inc
filed 2006-11-20
CIK 1338584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2006: 18,000,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 AND
DECEMBER 31, 2005 AND FOR THE NINE MONTH PERIOD
SEPTEMBER 30, 2006 AND APRIL 6, 2005 (DATE OF FORMATION) THROUGH
SEPTEMBER 30, 2005 AND FOR THE PERIOD APRIL 6, 2005
 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2006

ELYSIAN SPA,
(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2006 (unaudited) and December 31, 2005	1

Statement of Operations for the nine months ended September 30, 2006 and for the period April 6, 2005 (Date of Formation) through September 30, 2005 (unaudited) and
for the period April 6, 2005 (Date of Formation) through September 30, 2006 (unaudited)	2

Statement of Stockholder’ Deficiency for the period
April 6, 2005 (Date of Formation) through September 30, 2006 (unaudited)	3

Statement of Cash Flows for the nine months ended September 30, 2006 and for the period
April 6, 2005 (Date of Formation) through September 30, 2005 (unaudited) for the period
April 6, 2005 (Date of Formation) through September 30, 2006 (unaudited)	4-5

Notes to Unaudited Financial Statements	6-9

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	SEPTEMBER 30,
	2006	DECEMBER 31,
	(UNAUDITED)	2005

CURRENT ASSETS:

Cash	$27	$525
Due from related party	174	174

TOTAL ASSETS	$201	$699

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$21,324	$14,432
Note payable - related party	18,200	9,000
Due to shareholder	500	500

Total current liabilities	40,024	23,932

STOCKHOLDERS' DEFICIENCY:

Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 18,000,000 shares issued and outstanding
as of September 30, 2006 and December 31, 2005	1,800	1,800
Deficit accumulated during the development stage	(41,623)	(25,033)

Total stockholders' deficiency	(39,823)	(23,233)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$201	$699

See notes to unaudited financial statements.

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

		FOR THE PERIOD			FOR THE PERIOD
		APRIL 6, 2005			APRIL 6, 2005
		(DATE OF			(DATE OF
	NINE MONTHS	FORMATION)	THREE MONTH	THREE MONTH	FORMATION)
	ENDED	THROUGH	ENDED	ENDED	THROUGH
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006

COSTS AND EXPENSES:
General and administrative	$16,590	$16,404	$8,343	$10,635	$41,623

LOSS FROM OPERATIONS	(16,590)	(16,404)	(8,343)	(10,635)	(41,623)

NET LOSS	$(16,590)	$(16,404)	$(8,343)	$(10,635)	$(41,623)

LOSS PER COMMON SHARE

Basic and diluted	-	-	-	-

Weighted-average number of common
shares outstanding - Basic and diluted	18,000,000	18,000,000	18,000,000	18,000,000

See notes to unaudited financial statements.

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

			DEFICIT
			ACCUMULATED
	COMMON STOCK		DURING THE
			DEVELOPMENT
	SHARES	AMOUNT	STAGE	TOTAL
Balance, April 6, 2005 (Date of Formation)	$-	$-	$-	$-

Common stock issued for services rendered to the Company
at par value ($.0001 per share)	18,000,000	1,800	-	1,800

Loss during development stage for the period
April 6, 2005 (Date of Formation) through December 31, 2005	-	-	(25,033)	(25,033)

Balance, December 31, 2005	18,000,000	1,800	(25,033)	(23,233)

Loss during development stage for the nine month period
ended September 30, 2006	-	-	(16,590)	(16,590)

Balance, September 30, 2006	18,000,000	1,800	$(41,623)	$(39,823)

See notes to unaudited financial statements.

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

		FOR THE PERIOD	FOR THE PERIOD
	NINE MONTHS	APRIL 6, 2005	APRIL 6, 2005
	ENDED	(DATE OF FORMATION)	(DATE OF FORMATION)
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006
OPERATING ACTIVITIES:

Net loss	$(16,590)	$(16,404)	$(41,623)
Adjustments to reconcile net loss
to net cash used in operating activities:

Non-cash services		1,800	1,800
Changes in operating assets and liabilities:
Increase in due from related
parties		(174)	(174)
Increase (decrease) in accounts payable
and accrued expenses	6,892	11,951	21,324
Increase in due to related
parties	0	2,882	500

Net cash provided by operating activities	(9,698)	55	(18,173)

FINANCING ACTIVITIES:

Proceeds from promissory notes	9,200	0	18,200

Net increase (decrease) in cash	(498)	55	27

CASH - BEGINNING OF PERIOD	525	0	0

CASH - END OF PERIOD	$27	$55	$27

See notes to unaudited financial statements.

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

		FOR THE PERIOD	FOR THE PERIOD
	NINE MONTHS	APRIL 6, 2005	APRIL 6, 2005
	ENDED	(DATE OF FORMATION)	(DATE OF FORMATION)
	SEPTEMBER 30, 2006	THROUGH SEPTEMBER 30, 2005	THROUGH SEPTEMBER 30, 2006

Supplementary information:
Cash piad during the year for:
Interest paid	$-	$-	$-
Income taxes paid	$800	$-	$800

Non-cash financing activities:
Shares issued to founder for services
rendered to the Company	$1,800	$1,800	$1,800

See notes to unaudited financial statements.

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

The Company’s financial statements as at September 30, 2006 and for the nine months period ended September 30, 2006 and for the period April 6, 2005 (Date of Formation) through September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and / or debt financing and revenue to cover expenses as the Company continues to incur losses.

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
SEPTEMBER 30, 2006

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

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares outstanding during the year. For the nine months ended September 30, 2006, there were no potentially dilutive securities outstanding.

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

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Cont.)
NEW FINANCIAL ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB No. 108 (September 13, 2006). The Company is currently evaluating the impact that SAB No. 108 could have on its results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FASB 158 will require employers to recognize their defined benefit plans’ overfunded or underfunded status in their balance sheets, require employers to measure plan assets and plan obligations as of the balance sheet date, immediately recognize any remaining transition obligation currently being deferred, and recognize actuarial gains and losses through other comprehensive income. The statement is effective for fiscal years ending after December 15, 2006. The Company is evaluating SFAS No. 158 and has not determined the impact it will have on its consolidated financial statements as of and for the year ended December 31, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. (FIN 48”) The interpretation requires a two step approach for recognizing and measuring tax benefits that do not qualify for financial statement recognition. The adoption of FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 could have a material effect on the consolidated balance sheet and results of operations but the effect of such implementation is not determinable at this time.

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

3.               DUE TO SHAREHOLDER

As of September 30, 2006, Serina Clemente, a beneficial owner of Razzmatazz Holdings, LLC, paid a total of $2,882 for the formation of the Company and to open the bank account. In November 2005 she was reimbursed $2,382. As of September 30, 2006 the balance is $500.

ELYSIAN SPA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

4.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Accounts payable	$14,519	$7,420
Accrued expenses	5,750	6,925
Accrued interest	1,055	87

Total accounts payable and accrued expenses	$21,324	$14,432

5.             DEMAND NOTES PAYABLE - RELATED PARTY

As of September 30, 2006 and December 31, 2005, the Company executed demand secured notes in the proposal amount of $18,200 and $9,000 with Razzmatazz Holdings. These are demand notes with an interest rate of 10%. Interest expense amounted to $87, $567, and $1,055 for the period April 6, 2005 (Date of Formation) thru December 31, 2005, nine months ended September 30, 2006, and for the period April 6, 2005 (Date of Formation) through September 30, 2006 respectively, and is included in accrued expenses. The demand notes are secured by all assets whether existing or hereafter coming to existence.
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

Nine Months Ended September 30, 2006 Compared to the Period from April 6, 2005 (Inception) through September 30, 2005

Development stage losses during the six months ended September 30, 2006 was $16,590 as compared to $16,404 for the period April 6, 2005 (Inception) through September 30, 2005.

Net loss for the nine months ended September 30, 2006 was $16,590. These expenses were professional fees such as accounting $10,250 general and administrative expenses $3,671 and legal services $2,969. The professional fees were related to our annual and quarterly filings.

Net loss for from April 6, 2005 (Inception) through September 30, 2005 was $16,404. These expenses were professional fees such as accounting $10,466 consulting $1,800 and legal services $2,000. The professional fees were related to our annual and quarterly filings.
.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Development stage losses during the three months ended September 30, 2006 was $8,343 as compared to $10,635 for the three months ended September 30, 2005.

Net loss for the three months ended September 30, 2006 was $8,343. These expenses were professional fees such as accounting $5,000 general and administrative expenses $1,374 and legal services $1,969. The professional fees were related to our annual and quarterly filings.

Net loss for the three months ended September 30, 2005 was $10,635. These expenses were professional fees such as accounting $8,950 general and administrative expenses $1,385 and legal services $500. The professional fees were related to our annual and quarterly filings.

Period From April 6, 2005 (Date Of Inception) Through September 30, 2006

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to $41,623. These expenses were professional fees such as accounting $25,966 consulting $3,017 and legal services $5,469. The professional fees were related to our annual and quarterly filings. We also incurred expenses for our formation $7,280.

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

A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs. Our accumulated deficit since the date of inception is $41,623. Such accumulated losses have resulted primarily from costs incurred in the formation of the Company and various professional fees.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

ELYSIAN SPA, INC.

By:	/s/ Serena Clemente
Serena Clemente Chief Executive Officer Chief Financial Officer

Dated:	November 20, 2006